Form 10-Q
period 2025-09-30
Essence Array Inc
filed 2025-10-10
CIK 2064765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-286798

ESSENCE ARRAY INC.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

5122

(Primary Standard Industrial Classification Code Number)

37-2143040

(IRS Employer Identification No.)

2 Queen’s Club Gardens, Suite 7, Yarrell Mansions

London, W14 9TB United Kingdom

Tel: (646) 456-1207

(Address and telephone number of registrant's executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 9, 2025
Common Stock, $0.001	5,503,000

2 | Page

PART I. FINANCIAL INFORMATION

ESSENCE ARRAY INC. BALANCE SHEETS

	September 30, 2025 Unaudited	March 31, 2025 Audited
ASSETS
Current Assets	$12,429	$-
Total Current Assets	$12,429	$-
TOTAL ASSETS	$12,429	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Advances from related party	$6,200	$-
Deferred Revenue	9,750
Total Liabilities	15,950	-

Shareholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 5,503,000 and 5,473,000 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively.	$5,503	$5,473
Subscription Receivable	$570	$(5,000)
Retained Earnings (Deficit)	$(9,594)	$(473)
Total shareholders’ equity (deficit)	$(3,521)	$-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,429	$-

The accompanying notes are an integral part of these financial statements.

3 | Page

ESSENCE ARRAY INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTH ENDED SEPTEMBER 30, 2025	THREE MONTH ENDED SEPTEMBER 30, 2024	SIX MONTH ENDED SEPTEMBER 30, 2025	SIX MONTH ENDED SEPTEMBER 30, 2024
OPERATING EXPENSES
General and administrative expenses	$2,500	$-	$9,121	$-
Total Expenses	$2,500	$-	$9,121	$-
NET INCOME (LOSS)	$(2,500)	$-	$(9,121)	$-
Loss per Common Share:
Basic and Diluted	(0.00)	-	(0.00)	-
Weighted Average Number of Common Shares Outstanding:	5,475,934	-	5,474,475	-

The accompanying notes are an integral part of these financial statements.

4 | Page

ESSENCE ARRAY INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) TO SEPTEMBER 30, 2025 (UAUDITED)

	Common Stock		Subscription	Additional Paid-In-	Accumulated Income /
	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balance at March 29, 2024 (Inception)	-	$-		$-	$-	$-
Shares issued	5,473,000	5,473	(5,000)	-	-	473
Net loss	-	-	-	-	(473)	(473)
Balances as of March 31, 2025	5,473,000	5,473	(5,000)	-	(473)	0
Shares issued	30,000	30	5,000	570	-	5,000
Net loss	-	-	-	-	(9,121)	(9,121)
Balances as of September 30, 2025	5,503,000	5,503	-	570	(9,594)	(3,521)

The accompanying notes are an integral part of these financial statements.

5 | Page

ESSENCE ARRAY INC. STATEMENTS OF CASHFLOWS (UNAUDITED)

	SIX MONTH ENDED SEPTEMBER 30, 2025	SIX MONTH ENDED SEPTEMBER 30, 2024
Cash flows from operating activities
Net Income (Loss)	$(9,121)	$-
Increase (Decrease) in Deferred Revenue
Prepaid Deposit	9,750
Net cash provided by (used in) operating activities	$629	$-
Cash flows from financing activities
Advances from related party	6,200	-
Proceeds from Issuance of Common Stock	600
Subscription receivable	5,000	-
Net cash provided by (used in) financing activities	$11,800	$-
Net increase (decrease) in cash and cash equivalents	$12,429	$-
Cash and cash equivalents at beginning of period	$-	$-
Cash and cash equivalents at end of period	$12,429	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

ESSENCE ARRAY INC.

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

SEPTEMBER 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

ESSENCE ARRAY INC. (the “Company”) was incorporated under the laws of the State of Wyoming on March 29, 2024. The Company’s fiscal year ends on March 31. The Company is a startup engaged in the sourcing and distribution of natural health and beauty products.

NOTE 2 – GOING CONCERN

The Company has not generated any revenue since inception and is considered an early-stage entity. While it has incurred costs related to establishing its corporate infrastructure, it may require additional funding to continue operations.

Management believes it has the ability to obtain financing; however, there can be no assurance that such financing will be available on favorable terms, if at all. The Company’s ability to continue as a going concern depends on its ability to raise additional capital and eventually achieve profitable operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2025, the Company has incurred a net loss of $9,594 and reported a cash balance of $12,429. Management expects that additional funding will be required to meet ongoing obligations and finance future development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

New Accounting Pronouncements

Management continues to evaluate the impact of recently issued but not yet effective accounting pronouncements and will adopt them as required. No recently issued accounting standards are expected to have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2025, the Company held no cash or cash equivalents, as funds from the stock subscription had not yet been credited to the Company’s bank account.

7 | Page

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Transactions denominated in foreign currencies are recorded at the exchange rate in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each reporting date using the closing exchange rate. Any resulting exchange gains or losses are recognized in the statement of operations under “Foreign Exchange Gain/Loss.”

Revenue Recognition

The Company has not yet recognized any revenue. Once the Company commences revenue-generating activities, it will recognize revenue when control of promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled, in accordance with ASC 606, Revenue from Contracts with Customers.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating losses (“NOLs”) and credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of September 30, 2025, the Company had not generated taxable income, and no provision for income taxes has been recorded.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, which require disclosure of fair value for certain financial instruments. These standards establish a framework for measuring fair value and provide a hierarchy for classifying the inputs used. Fair value estimates are based on market assumptions and relevant information available to management as of September 30, 2025.

Earnings per Share

The Company follows ASC 260, Earnings Per Share, which governs the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Since the Company has no potentially dilutive securities, basic and diluted loss per share are the same.

8 | Page

NOTE 4 - CAPITAL STOCK

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of September 30, 2025, the Company had 5,503,000 shares issued and outstanding for total proceeds of $6,073.

NOTE 5 – RELATED PARTY TRANSACTIONS

From inception (March 29, 2024) through March 31, 2025, the Company relied on funding from its sole officer and director for its initial operations. During this period, the director advanced $473 in general and administrative expenses on behalf of the Company.

On March 28, 2025, pursuant to a Subscription Agreement, the Company issued 5,473,000 shares of common stock at $0.001 per share to the director for total consideration of $5,473. Of this amount, $473 was applied against advances previously provided by the director, and $5,000 was subscribed in cash but remained outstanding as of March 31, 2025, and was reflected as a subscription receivable on the balance sheet. The $5,000 subscription receivable was subsequently collected in April 2025.

Subsequent to March 31, 2025, the director made additional advances to the Company. As of September 30, 2025, the amount outstanding from such advances was $6,200.

There is no formal written commitment from the director or any related party to provide ongoing financial support, and no promissory notes have been issued.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2025 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Essence Array Inc. was incorporated in Wyoming on March 29, 2024. We are an early-stage company focused on the distribution of premium European health and beauty supplements in the United States. Our business model is centered on the planned sourcing of high-quality supplements and wellness products from trusted manufacturers in Europe, with the goal of introducing them to the U.S. market through direct-to-consumer e-commerce and strategic wholesale partnerships. We intend for our primary distribution channels to include a company website, social media advertising, and potential relationships with boutique retailers, spas, salons, wellness clinics, and online beauty platforms.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of September 30, 2025, our total assets were $12,429 compared to $0 in total assets at March 31, 2025. As of September 30, 2025, our total liabilities were $15,950 compared to $0 in total liabilities at March 31, 2025.

10 | Page

Stockholders’ equity was negative $3,521 as of September 30, 2025 compared to $0  as of March 31, 2025.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

During three months ended September 30, 2025, we incurred expenses of $2,500 compared to $0 during three months ended September 30, 2024. Our net loss for the three months ended September 30, 2025 was $2,500 compared to $0 during three months ended September 30, 2024.

Six months ended September 30, 2025 compared to six months ended September 30, 2024

During six months ended September 30, 2025, we incurred expenses of $9,121 compared to $0 during six months ended September 30, 2024. Our net loss for the six months ended September 30, 2025 was $9,121 compared $0 during six months ended September 30, 2024.

Cash Flows used by Operating Activities

For the six-month period ended September 30, 2025, net cash flows provided by operating activities were $629 comprised of net loss of $9,121 and increase in deferred revenue of $9,750.

Cash Flows from Financing Activities

For the six-month period ended September 30, 2025, net cash flows from financing activities were $11,800, consisting of $6,200 received from a related party loan, $600 in proceeds from the issuance of common stock, and $5,000 in subscription receivable.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

While existing working capital is currently unavailable, further advances, debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our March 31, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended September 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | Page

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENCE ARRAY INC.

Dated: October 9, 2025	By:	/s/ Anna Zhabina
Anna Zhabina, President and Chief Executive Officer and Chief Financial Officer

15 | Page