Form 10-Q
period 2025-12-31
Essence Array Inc
filed 2026-01-27
CIK 2064765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 27, 2026
Common Stock, $0.001	6,523,595

PART I. FINANCIAL INFORMATION

ESSENCE ARRAY INC. BALANCE SHEETS
	December 31, 2025 Unaudited	March 31, 2025 Audited
ASSETS
Current Assets	$31,531	$-
Total Current Assets	$31,531	$-
TOTAL ASSETS	$31,531	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Advances from related party	$6,200	$-
Total Liabilities	6,200	-

Shareholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,523,595 and 5,473,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025	$6,523	$5,473
Subscription Receivable	$-	$(5,000)
Additional paid-in-capital	19,962	-
Retained Earnings (Deficit)	$(1,154)	$(473)
Total shareholders’ equity (deficit)	$25,331	$-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,531	$-

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTH ENDED DECEMBER 31, 2025	THREE MONTH ENDED DECEMBER 31, 2024	NINE MONTH ENDED DECEMBER 31, 2025	NINE MONTH ENDED DECEMBER 31, 2024
REVENUE	$13,230	$-	$13,230	$-

OPERATING EXPENSES
Cost of goods sold	$2,450	$-	$2,450	$-
General and administrative expenses	$2,340	$163	$11,461	$473
Total Expenses	$4,790	$163	$13,911	$473
NET INCOME (LOSS)	$8,440	$(163)	$(681)	$(473)
Loss per Common Share:
Basic and Diluted	0.00	-	(0.00)	-
Weighted Average Number of Common Shares Outstanding:	5,838,937	-	5,596,404	-

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) TO DECEMBER 31, 2025 (UAUDITED)
	Common Stock		Subscription	Additional Paid-In-	Accumulated Income /
	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balance at March 29, 2024 (Inception)	-	$-		$-	$-	$-
Shares issued	5,473,000	5,473	(5,000)	-	-	473
Net loss	-	-	-	-	(473)	(473)
Balances as of March 31, 2025	5,473,000	5,473	(5,000)	-	(473)	0
Shares issued	1,050,595	1,050	5,000	19,962	-	26,012
Net loss	-	-	-	-	(681)	(681)
Balances as of December 31, 2025	6,523,595	6,523	-	19,962	(1,154)	25,331

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTH ENDED DECEMBER 31, 2025	NINE MONTH ENDED DECEMBER 31, 2024
Cash flows from operating activities
Net Income (Loss)	$(681)	$(473)
Net cash provided by (used in) operating activities	$(681)	$(473)
Cash flows from financing activities
Advances from related party	6,200	-
Proceeds from Issuance of Common Stock	21,012	5,473
Subscription receivable	5,000	(5,000)
Net cash provided by (used in) financing activities	$32,212	$473
Net increase (decrease) in cash and cash equivalents	$31,531	$-
Cash and cash equivalents at beginning of period	$-	$-
Cash and cash equivalents at end of period	$31,531	$-

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC.

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has incurred a net loss of $1,154 and reported a cash balance of $31,531. Management expects that additional funding will be required to meet ongoing obligations and finance future development activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025, the Company held no cash or cash equivalents, as funds from the stock subscription had not yet been credited to the Company’s bank account.

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

As of December 31, 2025, the Company had not generated taxable income, and no provision for income taxes has been recorded.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, which require disclosure of fair value for certain financial instruments. These standards establish a framework for measuring fair value and provide a hierarchy for classifying the inputs used. Fair value estimates are based on market assumptions and relevant information available to management as of December 31, 2025.

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

As of December 31, 2025, the Company had 6,523,595 shares issued and outstanding for total proceeds of $26,485.

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

Subsequent to March 31, 2025, the director made additional advances to the Company. As of December 31, 2025, the amount outstanding from such advances was $6,200.

There is no formal written commitment from the director or any related party to provide ongoing financial support, and no promissory notes have been issued.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

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

As of December 31, 2025, our total assets were $31,531 compared to $0 in total assets at March 31, 2025. As of December 31, 2025, our total liabilities were $6,200 compared to $0 in total liabilities at March 31, 2025.

Stockholders’ equity was $25,331 as of December 31, 2025 compared to $0 as of March 31, 2025.

Three months ended December 31, 2025 compared to three months ended December 31, 2024

During the three month ended December 31, 2025, the Company had $13,230 in revenue compared to $0 during the three month ended December 31, 2024.

During three months ended December 31, 2025, we incurred expenses of $4,790 compared to $163 during three months ended December 31, 2024. Our net income for the three months ended December 31, 2025 was $8,440 compared to net loss of $163 during three months ended December 31, 2024.

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024

During the nine month ended December 31, 2025, the Company had $13,230 in revenue compared to $0 during the nine month ended December 31, 2024.

During nine months ended December 31, 2025, we incurred expenses of $13,911 compared to $473 during nine months ended December 31, 2024. Our net loss for the nine months ended December 31, 2025 was $681 compared $473 during nine months ended December 31, 2024.

Cash Flows used by Operating Activities

For the nine-month period ended December 31, 2025, net cash flows provided by operating activities were $681 comprised entirely of net loss of $681 compare to $473 for the nine-month period ended December 31, 2024.

Cash Flows from Financing Activities

For the nine-month period ended December 31, 2025, net cash flows from financing activities were $32,212, consisting of $6,200 received from a related party loan, $21,012 in proceeds from the issuance of common stock, and $5,000 in subscription receivable.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2025.

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

ESSENCE ARRAY INC.

Dated: January 27, 2026	By:	/s/ Anna Zhabina
Anna Zhabina, President and Chief Executive Officer and Chief Financial Officer

