Form 10-K
period 2026-03-31
Essence Array Inc
filed 2026-04-24
CIK 2064765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-286798

ESSENCE ARRAY INC.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

5122

(Primary Standard Industrial Classification Code Number)

37-2143040

(IRS Employer Identification No.)

2 Queen’s Club Gardens, Suite 7, Yarrell Mansions

London, W14 9TB United Kingdom

Tel: (646) 456-1207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 23, 2026 the registrant had 7,029,095 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 23, 2026.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean ESSENCE ARRAY INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2026.

3 | Page

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of April 23, 2026, the 7,029,095 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

5 | Page

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of March 31, 2026, we had deficit of $3,065. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended March 31, 2026 compared to period from Inception (March 29, 2024) to March 31, 2025

Revenue

During the year ended March 31, 2026, the Company had $18,430 in revenue compared to $0 during the period from Inception (March 29, 2024) to March 31, 2025.

Operating Expenses

During the year ended March 31, 2026, we incurred total expenses and professional fees of $21,022 compared to $473 during the period from Inception (March 29, 2024) to March 31, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net loss

Our net loss for the year ended March 31, 2026 was $2,592 compared to $473 for the period from Inception (March 29, 2024) to March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2026 our total assets were $39,730 compared to $0 in total assets at March 31, 2025. As at March 31, 2026, our current liabilities were $6,200 compared to $0 as of March 31, 2025.

Stockholders’ equity was $33,530 as of March 31, 2026 compared to $0 as of March 31, 2025.

Cash Flows from Operating Activities

For the year ended March 31, 2026, net cash flows provided by operating activities was $2,592 consisting entirely of net loss compared to $473 during the period from Inception (March 29, 2024) to March 31, 2025.

Cash Flows from Investing Activities

For the year ended March 31, 2026, net cash used in investing activities was $4,949 compared to $0 during the period from Inception (March 29, 2024) to March 31, 2025.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended March 31, 2026 were $42,322, consisting of loan from related party of $6,200, proceeds from issuance of common stock of $31,122 and subscription receivable of $5,000, compared to $473, consisting of proceeds from issuance of common stock of $5,473 and subscription receivable of $5,000 for the period from Inception (March 29, 2024) to March 31, 2025.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

7 | Page

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Essence Array Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Essence Array Inc. (the “Company”) as of March 31, 2026 and March 31, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2026 and for the period from March 29, 2024 (inception) through March 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2026 and for the period from inception through March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an early-stage entity and may require additional funding to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

April 23, 2026

9 | Page

ESSENCE ARRAY INC. BALANCE SHEETS
	March 31, 2026 Audited	March 31, 2025 Audited
ASSETS
Current Assets	$34,781	$-
Total Current Assets	34,781	-
Non-Current Assets
Computer and Software	4,949	-
Total Non-Current Assets	4,949	-
TOTAL ASSETS	$39,730	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Advances from related party	$6,200	$-
Total Liabilities	6,200	-

Shareholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,029,095 and 5,473,000 shares issued and outstanding as of March 31, 2026 and March 31, 2025	$7,029	$5,473
Subscription Receivable	$-	$(5,000)
Additional paid-in-capital	29,566	-
Retained Earnings (Deficit)	$(3,065)	$(473)
Total shareholders’ equity (deficit)	$33,530	$-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,730	$-

The accompanying notes are an integral part of these Audited financial statements.

10 | Page

ESSENCE ARRAY INC. STATEMENTS OF OPERATIONS (AUDITED)

	YEAR ENDED MARCH 31, 2026	FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) to MARCH 31, 2025
REVENUE	$18,430	$-

OPERATING EXPENSES
Cost of goods sold	$5,990	$-
General and administrative expenses	15,032	473
Total Expenses	21,022	473
NET INCOME (LOSS)	$(2,592)	$(473)
Loss per Common Share:
Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding:	5,890,296	44,984

The accompanying notes are an integral part of these Audited financial statements.

11 | Page

ESSENCE ARRAY INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) TO MARCH 31, 2026 (AUDITED)

	Common Stock		Subscription	Additional Paid-In-	Accumulated Income /
	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balance at March 29, 2024 (Inception)	-	$-		$-	$-	$-
Shares issued	5,473,000	5,473	(5,000)	-	-	473
Net loss	-	-	-	-	(473)	(473)
Balances as of March 31, 2025	5,473,000	5,473	(5,000)	-	(473)	0
Shares issued	1,556,095	1,556	5,000	29,566	-	36,122
Net loss	-	-	-	-	(2,592)	(2,592)
Balances as of March 31, 2026	7,029,095	7,029	-	29,566	(3,065)	33,530

The accompanying notes are an integral part of these Audited financial statements.

12 | Page

ESSENCE ARRAY INC.

STATEMENTS OF CASHFLOWS

(AUDITED)

	YEAR ENDED MARCH 31, 2026	FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) to MARCH 31, 2025
Cash flows from operating activities
Net Income (Loss)	$(2,592)	$(473)
Net cash provided by (used in) operating activities	(2,592)	(473)
Cash flows from (used in) Investing activities:
Website	$(4,000)	$-
Computer	(949)	-
Net cash used in investing activities	(4,949)	-
Cash flows from Financing activities
Advances from related party	6,200	-
Proceeds from Issuance of Common Stock	31,122	5,473
Collection of Subscription receivable	5,000	(5,000)
Net cash provided by (used in) financing activities	$42,322	$473
Net increase (decrease) in cash and cash equivalents	$34,781	$-
Cash and cash equivalents at beginning of period	$-	$-
Cash and cash equivalents at end of period	$34,781	$-

The accompanying notes are an integral part of these Audited financial statements.

13 | Page

ESSENCE ARRAY INC.

NOTES TO THE AUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

MARCH 31, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

ESSENCE ARRAY INC. (the “Company”) was incorporated under the laws of the State of Wyoming on March 29, 2024. The Company’s fiscal year ends on March 31. The Company is a startup engaged in the sourcing and distribution of natural health and beauty products.

NOTE 2 - GOING CONCERN

The Company has generated limited revenue of $18,430 during the year ended March 31, 2026; however, it has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2026, the Company had a cash balance of $34,781 and has incurred a net loss of $3,065. The Company expects to continue incurring losses and negative cash flows from operations for the foreseeable future and will require additional financing to fund its operations and meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Management plans to address this uncertainty by raising additional capital through equity or debt financing. However, there can be no assurance that such financing will be available on acceptable terms, if at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2026, the Company has $34,781 in the bank account.

14 | Page

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

Revenue Recognition

During the year ended March 31, 2026, the Company had $18,430 in revenue. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when the service has been fully performed, delivered to the customer, and payment has been received or is reasonably assured.

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

As of March 31, 2026, the Company had not generated taxable income, and no provision for income taxes has been recorded.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, which require disclosure of fair value for certain financial instruments. These standards establish a framework for measuring fair value and provide a hierarchy for classifying the inputs used. Fair value estimates are based on market assumptions and relevant information available to management as of March 31, 2026.

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

As of March 31, 2026, the Company had 7,029,095 shares issued and outstanding for total proceeds of $36,595, including $5,000 received in April 2025 relating to prior period subscription receivable.

15 | Page

NOTE 5 - RELATED PARTY TRANSACTIONS

From inception (March 29, 2024) through March 31, 2025, the Company relied on funding from its sole officer and director for its initial operations. During this period, the director advanced $473 in general and administrative expenses on behalf of the Company.

On March 28, 2025, pursuant to a Subscription Agreement, the Company issued 5,473,000 shares of common stock at $0.001 per share to the director for total consideration of $5,473. Of this amount, $473 was applied against advances previously provided by the director, and $5,000 was subscribed in cash but remained outstanding as of March 31, 2025, and was reflected as a subscription receivable on the balance sheet. The $5,000 was collected in April 2025 and is reflected as cash provided by financing activities during the year ended March 31, 2026.

Subsequent to March 31, 2025, the director made additional advances to the Company. As of March 31, 2026, the amount outstanding from such advances was $6,200.

There is no formal written commitment from the director or any related party to provide ongoing financial support, and no promissory notes have been issued.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2026 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

17 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Anna Zhabina 2 Queen’s Club Gardens, Suite 7, Yarrell Mansions, London, W14 9TB United Kingdom	31	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Anna Zhabina has acted as our President, Treasurer, Secretary, and sole Director since we incorporated on March 29, 2024. Ms. Zhabina owns 77.86% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Zhabina would serve as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary, and sole member of our Board of Directors. Ms. Zhabina is an entrepreneur with an academic background that includes a Bachelor of Science degree in Business Management from Queen Mary University of London, completed in 2017, and a Master of Science degree in Strategic Marketing and Innovation from Bayes Business School (formerly Cass Business School) in London, completed in 2018. In 2018, she founded Netizens Group Limited, a company that distributes health and beauty products from European manufacturers to B2C consumers across the UK and Europe. In April 2023, she also founded Beyond Tech, a consultancy company focused on relocation services and legal solutions, particularly assisting startup founders and entrepreneurs.

AUDIT COMMITTEE

We do not currently have an audit committee financial expert serving on our audit committee. While we have recently commenced limited operations, we continue to believe that the cost of retaining a financial expert is not justified at this time, given the current scale and scope of our activities. As our operations expand, we intend to reassess the need for a qualified financial expert to join the audit committee in accordance with applicable SEC requirements and good governance practices.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

18 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended March 31, 2026 and March 31, 2025:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anna Zhabina, President, Secretary and Treasurer	March 29, 2024 to March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	April 1, 2025 to March 31, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of March 31, 2026, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Anna Zhabina 2 Queen’s Club Gardens, Suite 7, Yarrell Mansions, London, W14 9TB United Kingdom	5,473,000 shares of common stock (direct)	77.86%

The percentages below are based on 7,029,095 shares of our common stock issued and outstanding as of March 31, 2026. During the year ended March 31, 2026, the Company issued an additional 1,556,095 shares of common stock, resulting in the current total issued and outstanding share capital. All other shareholders collectively hold 1,556,095 shares, representing approximately 22.14% of the outstanding shares. None of these shareholders individually owns more than 5% of the Company’s common stock.

19 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 28, 2025, we issued a total of 5,473,000 shares of restricted common stock to Anna Zhabina, our sole officer and director, in consideration of $5,473, consisting of $5,000 in cash and the application of a $473 loan previously extended to the Company. Ms. Zhabina has verbally agreed to loan additional funds to the Company, if necessary, to complete the registration process in the event that the proceeds from this offering are insufficient to cover registration-related expenses. Any such funds advanced by Ms. Zhabina will not be repaid from the proceeds of this offering. Repayment, if any, will be made only from revenues generated from future operations. There is no assurance that we will ever generate revenues sufficient to repay such obligations. These advances do not bear interest, and there is no written agreement between the Company and Ms. Zhabina with respect to the advancement or repayment of funds. The entire transaction is based on an oral understanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2026, we incurred approximately $9,775 in fees for professional services. Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

20 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

21 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENCE ARRAY INC.

Dated: April 23, 2026	By:	/s/ Anna Zhabina
Anna Zhabina , President and
Chief Executive Officer and Chief Financial Officer

22 | Page