Form 10-Q
period 2026-06-30
Essence Array Inc
filed 2026-07-28
CIK 2064765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 28, 2026
Common Stock, $0.001	7,344,095

PART I. FINANCIAL INFORMATION

ESSENCE ARRAY INC. BALANCE SHEETS

	June 30, 2026 Unaudited	March 31, 2026 Audited
ASSETS
Current Assets	$43,036		$34,781
Total Current Assets	43,036		34,781
Non-Current Assets
Computer and Software	4,702		4,949
Total Non-Current Assets	4,702		4,949
TOTAL ASSETS	$47,738		$39,730
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Accounts Payable	$448	$
Advances from related party	$6,200		$6,200
Total Liabilities	6,648		6,200

Shareholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,344,095 and 7,029,095 shares issued and outstanding as of June 30, 2026 and March 31, 2026	$7,344		$7,029
Subscription Receivable	$-		$-
Additional paid-in-capital	35,551		29,566
Retained Earnings (Deficit)	$(1,805)		$(3,065)
Total shareholders’ equity	$41,090		$33,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$47,738		$39,730

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTH ENDED JUNE 30, 2026	THREE MONTH ENDED JUNE 30, 2025
REVENUE	$17,160	$-

OPERATING EXPENSES
Cost of goods sold	$5,000	$-
General and administrative expenses	10,900	6,621
Total Expenses	15,900	6,621
NET INCOME (LOSS)	$1,260	$(6,621)
Loss per Common Share:
Basic and Diluted	0.00	0.00
Weighted Average Number of Common Shares Outstanding:	7,254,314	5,473,000

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) TO JUNE 30, 2026 (UAUDITED)

	Common Stock		Subscription	Additional Paid-	Accumulated Income /
	Shares	Amount	Receivable	In-Capital	(Deficit)	Total
Balance at March 29, 2024 (Inception)	-	$-		$-	$-	$-
Shares issued	5,473,000	5,473	(5,000)	-	-	473
Net loss	-	-	-	-	(473)	(473)
Balances as of March 31, 2025	5,473,000	5,473	(5,000)	-	(473)	0
Shares issued	1,556,095	1,556	5,000	29,566	-	36,122
Net loss	-	-	-	-	(2,592)	(2,592)
Balances as of March 31, 2026	7,029,095	7,029	-	29,566	(3,065)	33,530
Shares issued	315,000	315	-	5,985	-	6,300
Net income	-	-	-	-	1,260	1,260
Balances as of June 30, 2026	7,344,095	7,344	-	35,551	(1,805)	41,090

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC. STATEMENTS OF CASHFLOWS (UNAUDITED)

	THREE MONTH ENDED JUNE 30, 2026	THREE MONTH ENDED JUNE 30, 2025
Cash flows from operating activities
Net Income (Loss)	$1,260	$(6,621)
Amortization	247	-
Increase (Decrease) in Operating liabilities:
Accounts Payable	448	-
Net cash provided by (used in) operating activities	$1,955	$(6,621)
Cash flows from financing activities
Advances from related party	-	3,000
Proceeds from Issuance of Common Stock	6,300	5,000
Net cash provided by (used in) financing activities	$6,300	$8,000
Net increase (decrease) in cash and cash equivalents	$8,255	$1,379
Cash and cash equivalents at beginning of period	$34,781	$-
Cash and cash equivalents at end of period	$43,036	$1,379

The accompanying notes are an integral part of these financial statements.

ESSENCE ARRAY INC.

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

JUNE 30, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

ESSENCE ARRAY INC. (the “Company”) was incorporated under the laws of the State of Wyoming on March 29, 2024. The Company’s fiscal year ends on March 31. The Company is a startup engaged in the sourcing and distribution of natural health and beauty products.

NOTE 2 – GOING CONCERN

The Company is considered an early-stage entity. For the quarter ended June 30, 2026, the Company generated revenue of $17,160. However, the Company has incurred costs related to establishing its corporate infrastructure and may require additional funding to continue its operations.

Management believes that the Company has the ability to obtain financing; however, there can be no assurance that such financing will be available on favorable terms, if at all. The Company’s ability to continue as a going concern depends on its ability to raise additional capital, generate sufficient recurring revenue, and achieve profitable operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2026, the Company had incurred a net loss of $1,805 and reported a cash balance of $43,036. Management expects that additional funding will be required to meet ongoing obligations and finance future development activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2026, the Company held cash of $43,036 and had no cash equivalents.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

For the quarter ended June 30, 2026, the Company recognized revenue of $17,160 upon satisfaction of its applicable performance obligations.

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

As of June 30, 2026, the Company had not generated taxable income, and no provision for income taxes has been recorded.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, which require disclosure of fair value for certain financial instruments. These standards establish a framework for measuring fair value and provide a hierarchy for classifying the inputs used. Fair value estimates are based on market assumptions and relevant information available to management as of June 30, 2026.

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

NOTE 4– FIXED ASSETS, NET

The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years.

Fixed assets at June 30, 2026, are summarized as follows:

June 30, 2026
Website	4,000
Computer	949
4,949
Less: Accumulated depreciation	(247)
$4,702

NOTE 5 - CAPITAL STOCK

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of June 30, 2026, the Company had 7,344,095 shares issued and outstanding for total proceeds of $42,895.

NOTE 6 – RELATED PARTY TRANSACTIONS

From inception (March 29, 2024) through June 30, 2026, the Company relied on funding from its sole officer and director for its initial operations. As of June 30, 2026, the amount outstanding from such advances was $6,200. There is no formal written commitment from the director or any related party to provide ongoing financial support, and no promissory notes have been issued.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2026 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

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

As of June 30, 2026, our total assets were $47,738 compared to $39,730 in total assets at March 31, 2026. As of June 30, 2026, our total liabilities were $6,648 compared to $6,200 in total liabilities at March 31, 2026.

Stockholders’ equity was $41,090 as of June 30, 2026 compared to $33,530 as of March 31, 2026.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

During the three month ended June 30, 2026, the Company had $17,160 in revenue compared to $0 during the three month ended June 30, 2025.

During three months ended June 30, 2026, we incurred expenses of $15,900 compared to $6,621 during three months ended June 30, 2025. Our net income for the three months ended June 30, 2026 was $1,260 compared to net loss of $6,621 during three months ended June 30, 2025.

Cash Flows used by Operating Activities

For the three-month period ended June 30, 2026, net cash flows provided by operating activities were $1,955 comprised of net income of $1,260, amortization expense of $247 and increase in accounts payable of $448 compare to $6,621comprised entirely of net loss for the three-month period ended June 30, 2025.

 Cash Flows from Financing Activities

For the three-month period ended June 30, 2026, net cash flows from financing activities were $6,300, consisting of proceeds from the issuance of common stock, compared to $8,000 for the three-month period ended June 30, 2025 consisting of $3,000 received from a related party loan, $5,000 in proceeds from the issuance of common stock.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our March 31, 2026 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended June 30, 2026.

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

ESSENCE ARRAY INC.

Dated: July 28, 2026	By:	/s/ Anna Zhabina
Anna Zhabina, President and Chief Executive Officer and Chief Financial Officer

