Form 10-Q
period 2026-09-30
Essence Array Inc
filed 2026-10-20
CIK 2064765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2026
Common Stock, $0.001	7,344,095

ESSENCE ARRAY INC.

2 | Page

PART I. FINANCIAL INFORMATION

ESSENCE ARRAY INC.

BALANCE SHEETS

	September 30, 2026 Unaudited	March 31, 2026 Audited
ASSETS
Cash and cash equivalents	$40,009	$34,781
Prepaid expenses	117	-
Total Current Assets	40,126	34,781
Non-Current Assets
Computer and Software	4,455	4,949
Total Non-Current Assets	4,455	4,949
TOTAL ASSETS	$44,581	$39,730
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Advances from related party	$6,200	$6,200
Total Liabilities	6,200	6,200

Shareholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,344,095 and 7,029,095 shares issued and outstanding as of September 30, 2026 and March 31, 2026	$7,344	$7,029
Subscription Receivable	$-	$-
Additional paid-in-capital	35,551	29,566
Retained Earnings (Deficit)	$(4,514)	$(3,065)
Total shareholders’ equity	$38,381	$33,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,581	$39,730

The accompanying notes are an integral part of these financial statements.

3 | Page

ESSENCE ARRAY INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTH ENDED SEPTEMBER 30, 2026	THREE MONTH ENDED SEPTEMBER 30, 2025	SIX MONTH ENDED SEPTEMBER 30, 2026	SIX MONTH ENDED SEPTEMBER 30, 2025
REVENUE	$4,728	$-	$21,888	$-

OPERATING EXPENSES
Cost of goods sold	$3,423	$-	$8,423	$-
General and administrative expenses	4,014	2,500	14,914	9,121
Total Expenses	7,437	2,500	23,337	9,121
NET INCOME (LOSS)	$(2,709)	$(2,500)	$(1,449)	$(9,121)
Loss per Common Share:
Basic and Diluted	0.00	0.00	0.00	0.00
Weighted Average Number of Common Shares Outstanding:	7,344,095	5,475,934	7,299,450	5,474,475

The accompanying notes are an integral part of these financial statements.

4 | Page

ESSENCE ARRAY INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (MARCH 29, 2024) TO SEPTEMBER 30, 2026

(UAUDITED)

				Additional	Accumulated
	Common Stock		Subscription	Paid-In-	Income /
	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balance at March 29, 2024 (Inception)	-	$-		$-	$-	$-
Shares issued	5,473,000	5,473	(5,000)	-	-	473
Net loss	-	-	-	-	(473)	(473)
Balances as of March 31, 2025	5,473,000	5,473	(5,000)	-	(473)	0
Shares issued	1,556,095	1,556	5,000	29,566	-	36,122
Net loss	-	-	-	-	(2,592)	(2,592)
Balances as of March 31, 2026	7,029,095	7,029	-	29,566	(3,065)	33,530
Shares issued	315,000	315	-	5,985	-	6,300
Net income	-	-	-	-	1,260	1,260
Balances as of June 30, 2026	7,344,095	7,344	-	35,551	(1,805)	41,090
Net Loss	-	-	-	-	(2,709)	(2,709)
Balances as of September 30, 2026	7,344,095	7,344	-	35,551	(4,514)	38,381

The accompanying notes are an integral part of these financial statements.

5 | Page

ESSENCE ARRAY INC.

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	SIX MONTH ENDED SEPTEMBER 30, 2026	SIX MONTH ENDED SEPTEMBER 30, 2025
Cash flows from operating activities
Net Income (Loss)	$(1,449)	$(9,121)
Prepaid expenses	(117)	-
Amortization	494	-
Increase (Decrease) in Operating liabilities:
Prepaid Deposit	-	9,750
Net cash provided by (used in) operating activities	$(1,072)	$629
Cash flows from financing activities
Advances from related party	-	6,200
Proceeds from Issuance of Common Stock	6,300	600
Subscription receivable	-	5,000
Net cash provided by (used in) financing activities	$6,300	$11,800
Net increase (decrease) in cash and cash equivalents	$5,228	$12,429
Cash and cash equivalents at beginning of period	$34,781	$-
Cash and cash equivalents at end of period	$40,009	$12,429

The accompanying notes are an integral part of these financial statements.

6 | Page

ESSENCE ARRAY INC.

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

SEPTEMBER 30, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

ESSENCE ARRAY INC. (the “Company”) was incorporated under the laws of the State of Wyoming on March 29, 2024. The Company’s fiscal year ends on March 31. The Company is a startup engaged in the sourcing and distribution of natural health and beauty products.

NOTE 2 – GOING CONCERN

The Company is considered an early-stage entity. For the quarter ended September 30, 2026, the Company generated revenue of $17,160. However, the Company has incurred costs related to establishing its corporate infrastructure and may require additional funding to continue its operations.

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

As of September 30, 2026, the Company had incurred a net loss of $4,514 and reported a cash balance of $40,009. Management expects that additional funding will be required to meet ongoing obligations and finance future development activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of six months or less at the date of acquisition to be cash equivalents. As of September 30, 2026, the Company held cash of $40,009 and had no cash equivalents.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

7 | Page

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

For the quarter ended September 30, 2026, the Company recognized revenue of $21,888 upon satisfaction of its applicable performance obligations.

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

As of September 30, 2026, the Company had not generated taxable income, and no provision for income taxes has been recorded.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, which require disclosure of fair value for certain financial instruments. These standards establish a framework for measuring fair value and provide a hierarchy for classifying the inputs used. Fair value estimates are based on market assumptions and relevant information available to management as of September 30, 2026.

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

NOTE 4 – FIXED ASSETS, NET

The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years.

Fixed assets at September 30, 2026, are summarized as follows:

September 30, 2026
Website	4,000
Computer	949
4,949
Less: Accumulated depreciation	(494)
$4,455

8 | Page

NOTE 5 – CAPITAL STOCK

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of September 30, 2026, the Company had 7,344,095 shares issued and outstanding for total proceeds of $42,895.

NOTE 6 – RELATED PARTY TRANSACTIONS

From inception (March 29, 2024) through September 30, 2026, the Company relied on funding from its sole officer and director for its initial operations. As of September 30, 2026, the amount outstanding from such advances was $6,200. There is no formal written commitment from the director or any related party to provide ongoing financial support, and no promissory notes have been issued.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2026 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

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

As of September 30, 2026, our total assets were $44,581 compared to $39,730 in total assets at March 31, 2026. As of September 30, 2026 and March 31, 2026, our total liabilities were $6,200.

Stockholders’ equity was $38,381 as of September 30, 2026 compared to $33,530 as of March 31, 2026.

10 | Page

Three months ended September 30, 2026 compared to three months ended September 30, 2025

During the three-month ended September 30, 2026, the Company had $4,728 in revenue compared to $0 during the three-month ended September 30, 2025.

During three months ended September 30, 2026, we incurred expenses of $7,437 compared to $2,500 during three months ended September 30, 2025. Our net loss for the three months ended September 30, 2026 was $2,709 compared to $2,500 during three months ended September 30, 2025.

Six months ended September 30, 2026 compared to six months ended September 30, 2025

During the six-month ended September 30, 2026, the Company had $21,888 in revenue compared to $0 during the six-month ended September 30, 2025.

During six months ended September 30, 2026, we incurred expenses of $23,337 compared to $9,121 during six months ended September 30, 2025. Our net loss for the six months ended September 30, 2026 was $1,449 compared to $9,121 during six months ended September 30, 2025.

Cash Flows used by Operating Activities

For the six-month period ended September 30, 2026, net cash flows used in operating activities were $1,955 comprised of net loss of $1,449, amortization expense of $494 and increase in prepaid expenses of $117. For the six-month period ended September 30, 2025, net cash flows provided by operating activities were $629 comprised of net loss of $9,121 and increase in deferred revenue of $9,750.

Cash Flows from Financing Activities

For the six-month period ended September 30, 2026, net cash flows from financing activities were $6,300, consisting of proceeds from the issuance of common stock. For the six-month period ended September 30, 2025, net cash flows from financing activities were $11,800, consisting of $6,200 received from a related party loan, $600 in proceeds from the issuance of common stock, and $5,000 in subscription receivable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2026.

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

ESSENCE ARRAY INC.

Dated: October 20, 2026	By:	/s/ Anna Zhabina
Anna Zhabina, President and Chief Executive Officer and Chief Financial Officer

15 | Page